Form 10-Q
period 2001-06-30
GOLDENDALE ALUMINUM CO; GOLDENDALE HOLDING CO; GOLDEN NORTHWEST ALUMINUM INC; NORTHWEST ALUMINUM TECHNOLOGIES LLC; NORTHWEST ALUMINUM SPECIALTIES INC; NORTHWEST ALUMINUM CO
filed 2001-08-13
CIK 1079194, 1079192, 1079177, 1079191, 1079176, 1079178

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________to ___________

                        Commission file number 333-72245


                         GOLDEN NORTHWEST ALUMINUM, INC.
             (Exact name of registrant as specified in its charter)

                          Oregon                                                          93-1249606
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

                             3313 West Second Street
                            The Dalles, Oregon 97058
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (541) 296-6161
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]    NO [ ].

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        CLASS                           OUTSTANDING AT AUGUST 10, 2001
        -----                           ------------------------------
     Common Stock                                  1,000.

This quarterly report on Form 10-Q also constitutes a quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the following subsidiaries of Golden Northwest Aluminum, Inc.:

---------------------------------------------------------------------------------------------------
                                                                State of         I.R.S. Employer
                                             Commission file    incorporation    Identification
Company                                      number             or organization  Number
---------------------------------------------------------------------------------------------------
Goldendale Holding Company                   333-72245-04       Delaware         91-1785763
---------------------------------------------------------------------------------------------------
Goldendale Aluminum Company                  333-72245-05       Delaware         91-1380241
---------------------------------------------------------------------------------------------------
Northwest Aluminum Company                   333-72245-02       Oregon           93-0905834
---------------------------------------------------------------------------------------------------
Northwest Aluminum Specialties, Inc.         333-72245-01       Oregon           93-1019176
---------------------------------------------------------------------------------------------------
Northwest Aluminum Technologies, LLC         333-72245-03       Washington       93-1196863
---------------------------------------------------------------------------------------------------

The address of the principal executive offices for each of these entities is 3313 West Second Street, The Dalles, Oregon 97058 and their telephone number is
(541) 296-6161.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                     ASSETS

                                                                              December 31,        June 30,
                                                                                 2000                2001
                                                                               ---------          ---------
                                                                                                  (unaudited)
Current assets:
    Cash and cash equivalents ........................................         $   1,982          $   1,545
    Trade accounts receivable, less allowance for doubtful
       accounts of $100...............................................            41,768             24,344
    Reimbursement receivable .........................................            40,795             12,274
    Current portion of receivable due from related company ...........             2,141              2,351
    Inventories ......................................................            89,316             74,053
    Income taxes refundable ..........................................               811                 --
    Deferred income taxes ............................................             2,825              2,342
    Other current assets .............................................             2,149              4,612
    Intercompany receivable ..........................................                --             13,668
                                                                               ---------          ---------
           Total current assets ......................................           181,787            135,189
                                                                               ---------          ---------
Property, plant and equipment, net ...................................           139,147            135,492
Goodwill, net of accumulated amortization of $18,829 and $21,066 .....            74,186             71,949
Advances to shareholder ..............................................             2,000              2,000
Receivable due from related company, less current portion ............             1,985              1,775
Other assets, net ....................................................             9,388             11,547
                                                                               ---------          ---------
                                                                               $ 408,493          $ 357,952
                                                                               =========          =========

                         LIABILITIES, PREFERRED STOCK AND SHAREHOLDER'S EQUITY

Current liabilities:
    Current portion of long-term debt ................................         $  47,233          $  30,526
    Trade accounts payable ...........................................            21,744             13,870
    Accrued expenses .................................................            16,986             14,310
    Accrued curtailment expenses .....................................            42,833             23,600
    Income taxes payable .............................................                --                704
    Current portion of dividends payable .............................             8,500              1,400
    Intercompany payable .............................................             4,241                 --
                                                                               ---------          ---------
           Total current liabilities .................................           141,537             84,410
                                                                               ---------          ---------
Long-term debt, less current portion .................................           170,000            170,000
Deferred income taxes ................................................            15,498             15,216
Other long-term liabilities ..........................................             1,893              1,895
Dividends payable ....................................................             8,311             15,295
                                                                               ---------          ---------
           Total liabilities .........................................           337,239            286,816
                                                                               ---------          ---------

Commitments and contingencies (Notes 5 and 6)

Preferred stock of subsidiary ........................................            29,663             26,542

Shareholder's equity:
    Common stock, no par value; 350,000 shares authorized;
       1,000 shares issued and outstanding ...........................                --                 --
    Additional paid-in capital .......................................            63,628             63,628
    Accumulated other comprehensive loss .............................                --               (451)
    Accumulated deficit ..............................................           (22,037)           (18,583)
                                                                               ---------          ---------
           Total shareholder's equity ................................            41,591             44,594
                                                                               ---------          ---------
                                                                               $ 408,493          $ 357,952
                                                                               =========          =========


            The accompanying notes to interim consolidated financial
              statements are an integral part of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                AND OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                         THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                         --------------------------        --------------------------
                                                           2000             2001              2000            2001
                                                         ---------        ---------        ---------        ---------
                                                                                (IN THOUSANDS)
Revenues .........................................       $ 105,393        $  40,887        $ 233,285        $  88,700
Cost of revenues .................................          96,370           63,509          215,657          129,030
                                                         ---------        ---------        ---------        ---------
Gross margin (loss) ..............................           9,023          (22,622)          17,628          (40,330)
Net gains on power sales .........................              --           18,664               --           50,433
Reimbursement of expenditures ....................              --           18,999               --           32,675
Curtailment expenses .............................              --             (792)              --           (8,082)
General and administrative expenses ..............          (4,360)          (4,785)          (8,195)         (10,101)
                                                         ---------        ---------        ---------        ---------
Operating income .................................           4,663            9,464            9,433           24,595
                                                         ---------        ---------        ---------        ---------
Other income (expense):
     Interest expense ............................          (5,796)          (5,915)         (11,829)         (12,004)
     Other income (expense), net .................            (561)             122             (245)            (496)
                                                         ---------        ---------        ---------        ---------
Net other expense ................................          (6,357)          (5,793)         (12,074)         (12,500)
                                                         ---------        ---------        ---------        ---------
Income (loss) before income taxes ................          (1,694)           3,671           (2,641)          12,095
Income tax expense ...............................             186              362            1,538            2,459
                                                         ---------        ---------        ---------        ---------
Net income (loss) ................................       $  (1,880)       $   3,309        $  (4,179)       $   9,636
                                                         =========        =========        =========        =========

Net income (loss) ................................       $  (1,880)       $   3,309        $  (4,179)       $   9,636
Dividends accrued on preferred stock of subsidiary            (912)            (850)          (1,824)          (1,762)
                                                         ---------        ---------        ---------        ---------
Net income (loss) available to common shareholder        $  (2,792)       $   2,459        $  (6,003)       $   7,874
                                                         =========        =========        =========        =========

Net income (loss) ................................       $  (1,880)       $   3,309        $  (4,179)       $   9,636

Other comprehensive income, net of tax:
   Unrealized gain (loss) on derivative financial               --               90               --             (693)
       instrument
   Tax (expense) benefit on unrealized gain (loss)              --              (32)              --              242
                                                         ---------        ---------        ---------        ---------
Comprehensive income (loss) ......................       $  (1,880)       $   3,367        $  (4,179)       $   9,185
                                                         =========        =========        =========        =========


            The accompanying notes to interim consolidated financial
              statements are an integral part of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                     Six Months Ended June 30,
                                                                                     --------------------------
                                                                                       2000             2001
                                                                                     ---------        ---------
                                                                                           (in thousands)
Cash flows from operating activities:
  Net income (loss) ..........................................................       $  (4,179)       $   9,636

  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization ............................................          11,775           13,302
    Amortization of financing costs ..........................................             530              530
    Loss on disposal of assets ...............................................              37              355
    Realized loss on aluminum call options ...................................              --            1,622
    Unrealized loss on aluminum call options .................................              --            1,041
    Premiums paid for aluminum call options ..................................              --           (2,183)
    Deferred income taxes ....................................................             184              443
    Change in assets and liabilities:
        Trade accounts receivable ............................................          12,859           17,424
        Reimbursement receivable .............................................              --           28,521
        Inventories ..........................................................         (10,022)          15,263
        Other current assets .................................................             333           (2,943)
        Income taxes refundable ..............................................            (112)             811
        Other assets .........................................................          (1,937)          (2,701)
        Trade accounts payable ...............................................         (22,355)          (7,874)
        Accrued expenses .....................................................          (3,528)          (1,157)
        Accrued curtailment expenses .........................................              --          (19,233)
        Income taxes payable .................................................              --              704
        Intercompany payable/receivable ......................................          10,483          (17,909)
        Other liabilities ....................................................              13                2
                                                                                     ---------        ---------
Net cash provided by (used in) operating activities ..........................          (5,919)          35,654
                                                                                     ---------        ---------
Cash flows from investing activities:
  Acquisition of property, plant and equipment ...............................         (15,184)          (7,753)
  Net payments from related company ..........................................             498               --
  Proceeds from sale of equipment ............................................              36               --
                                                                                     ---------        ---------
Net cash used in investing activities ........................................         (14,650)          (7,753)
                                                                                     ---------        ---------
Cash flows from financing activities:
  Borrowings under revolving credit facilities ...............................         204,347          194,337
  Repayments under revolving credit facilities ...............................        (186,527)        (211,044)
  Redemption on preferred stock ..............................................              --           (3,121)
  Dividends paid on preferred stock ..........................................              --           (1,878)
  Dividends paid on common stock .............................................              --           (4,420)
  Principal payments on deferred compensation notes ..........................            (230)            (660)
  Increase (decrease) in bank overdraft ......................................           2,380           (1,552)
                                                                                     ---------        ---------
Net cash provided by (used in) financing activities ..........................          19,970          (28,338)
                                                                                     ---------        ---------
Net decrease in cash and cash equivalents ....................................            (599)            (437)
Cash and cash equivalents, beginning of period ...............................           1,929            1,982
                                                                                     ---------        ---------
Cash and cash equivalents, end of period .....................................       $   1,330        $   1,545
                                                                                     =========        =========

Supplemental Disclosures of Cash Flow Information (Note 7)


            The accompanying notes to interim consolidated financial
              statements are an integral part of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


1.  BASIS OF PRESENTATION

        The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's (defined below) consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations.

        Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


2.  OPERATIONS AND PRINCIPLES OF CONSOLIDATION

        Golden Northwest Aluminum, Inc. (the "Company") was incorporated in the state of Oregon on June 3, 1998 for the purpose of becoming the holding company of Northwest Aluminum Company, Northwest Aluminum Specialties, Inc. (collectively "Northwest"), Goldendale Holding Company and its wholly owned subsidiary, Goldendale Aluminum Company (collectively "Goldendale") and Northwest Aluminum Technologies, LLC ("Technologies"). The consolidated financial statements include the accounts of Northwest, Goldendale and Technologies.

        The operations of the Company consist primarily of the smelting conversion of alumina to aluminum, processing of aluminum into primary products, and the sale of those products within one business segment. Since late 2000, the Company curtailed substantially all of its smelting operations. The Company's operating subsidiaries' smelting operations were under tolling agreements with aluminum suppliers through December 1999. In December 1999, Northwest chose not to continue its tolling arrangement and allowed it to expire. Goldendale's smelting operations are under a tolling agreement that has been amended and now expires December 31, 2013. The operations are located in the Pacific Northwest on the Columbia River. Approximately 72% of the labor force of the Company's

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


subsidiaries is subject to collective bargaining agreements. The agreement with Goldendale's labor force was due to expire June 1, 2001 and the agreement with Northwest's labor force was due to expire July 1, 2001. The Company and the collective bargaining units entered into an agreement to extend the expiration dates of current labor agreements until September 30, 2001.

        The Company, Goldendale and Technologies report on a calendar year basis; Northwest reports on a September 30 fiscal year basis. Included in current liabilities at December 31, 2000 is $4,241 and included in current assets at June 30, 2001 is $13,668, representing the balance of intercompany transactions which do not eliminate due to the differing year-ends. All other significant intercompany accounts and transactions have been eliminated.


3.  EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and No. 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Effective January 1, 2001, the Company adopted SFAS No. 133 and 138. The Company reflected the difference between the fair market value of the derivative instruments and the recorded book value of the derivative instruments as a cumulative effect type adjustment to accumulated other comprehensive income. The Company believes that the majority of its non-trading derivative contracts, power purchase agreements and aluminum purchase and sale agreements qualify for the normal purchases and sales exception of SFAS No. 133 and therefore would not be recognized at fair value on the balance sheet. The Company does however use certain derivative instruments to limit its exposures to commodity price risk and interest rate risk. The Company's interest rate swap agreement permits it to limit exposure to interest rate risk and meets the requirements for hedge accounting under SFAS No. 133. The Company recorded the changes in the fair value of this contract in accumulated other comprehensive income on the balance sheet. Aluminum call options entered into to limit exposure to commodity price risk are not accounted for as hedging instruments under SFAS No. 133 and as a result, changes in fair value of these instruments are immediately recognized in income.

        The financial statement impact of recording the SFAS No. 133 transition adjustment on January 1, 2001 is as follows:

        Fair value of interest rate swap (liability) ...............        $783
        Increase in accumulated other comprehensive income, net of
            tax of $122.............................................        $228

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


Upon initial adoption of the standard, the Company recorded $228, net of tax, cumulative effect adjustment to accumulated other comprehensive income. This adjustment relates to the fair value of the interest rate swap contract that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. This amount will reduce interest expense when the related hedged transaction occurs.

        In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

        In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. The Company is currently analyzing the financial impact that the adoption of SFAS 142 will have on its consolidated financial statements. The Company will adopt SFAS 142 in the first quarter of 2002.


4.   INVENTORIES

        Inventories consist of the following:

                                            DECEMBER 31,   JUNE 30,
                                               2000          2001
                                            ------------   --------
Purchased metals and tolling in process       $60,425       $43,174
Supplies and alloys ...................        15,303        16,788
Carbon plant materials ................         4,844         3,711
Alumina ...............................         8,744        10,380
                                              -------       -------
                                              $89,316       $74,053
                                              =======       =======

        As a result of the continued curtailment of smelting operations and uncertainties related to the estimated restart date of smelting operations, adjustment to the valuation of certain raw materials inventory was necessary. Accordingly, at June 2001, inventory of alumina has been written down to its estimated net realizable value, and results of operations for 2001 include a corresponding charge of $1,200.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


5.   LONG-TERM DEBT

        Long-term debt consists of the following:

                                                  DECEMBER 31,     JUNE 30,
                                                      2000           2001
                                                  ------------     --------
First mortgage notes ........................       $150,000       $150,000
Subordinated credit agreement ...............         20,000         20,000
Revolving credit facility ...................         47,233         30,526
                                                    --------       --------
Long-term debt ..............................        217,233        200,526
Less current portion ........................         47,233         30,526
                                                    --------       --------
Long-term debt less current portion .........       $170,000       $170,000
                                                    ========       ========

        In December 1998, the Company issued $150.0 million of 12% first mortgage notes due on December 15, 2006. Interest is payable semi-annually on June 15 and December 15, commencing June 15, 1999. Payment of the notes is guaranteed by all of the Company's subsidiaries. The debt is collateralized by substantially all of the real property, plant and equipment of the Company's subsidiaries and by a pledge of all of the issued and outstanding capital stock of the Company's subsidiaries. On or after December 15, 2002, the notes are redeemable at the option of the Company at specified redemption prices. There are no sinking fund requirements. The indenture agreement limits principal payments on subordinated debt, dividends or shareholder distributions, and investments in subsidiaries. In connection with the issuance of the notes, each of the Company's direct and indirect wholly owned subsidiaries has jointly and severally guaranteed the notes on a full and unconditional basis.

        In December 1998, the Company entered into a $75.0 million bank revolving credit facility, which matures on December 20, 2003 and is collateralized by inventory, accounts receivable and related intangibles, including a security interest in the Company's tolling agreement. Borrowings under the credit facility bear interest at a floating base rate plus from 0.50% to 1.00% (7.44% at June 30, 2001) or the LIBOR rate plus from 2.00% to 2.50% (5.81% at June 30, 2001). The additional margin is dependent upon the consolidated ratio of earnings before interest, income taxes, depreciation and amortization to interest expense. The credit facility provides for the payment of a commitment fee of 0.50% per annum based on the unused portion of the credit facility. The credit agreement contains restrictive covenants, including a minimum net worth requirement, a minimum excess availability requirement and limitations on capital expenditures, dividends, additional indebtedness, mergers and other business combinations, assets sales, encumbrances, investments and transactions with affiliates. The Company was in compliance with these covenants at June 30, 2001. The Administrative Agent for the bank revolving credit facility increased the "borrowing base reserve" from $15.0 million to $21.0 million during 2001, thus reducing the amount which the Company is eligible to borrow under the credit agreement.

        Also in December 1998, the Company entered into a subordinated credit agreement with Norsk Hydro USA, Inc. ("Hydro") pursuant to which $20.0 million was advanced. The debt bears interest at LIBOR plus two percent (7.23% at June 30, 2001) and is due in December 2005. The debt is secured by a second lien and a pledge on the collateral securing the first mortgage notes and is guaranteed by the Company's subsidiaries. Except for the collateral security, the guarantees by the Company are

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


subordinate to the indebtedness under the bank revolving credit facility. The credit agreement provides for additional borrowings of $10.0 million on or prior to December 31, 2001.

        On January 21, 1999, the Company entered into an interest rate swap agreement that expires in 2003. The fixed interest rate paid on the swap agreement is 6.4% and covers $20.0 million of notional principal amount of floating rate (LIBOR) indebtedness of the Company. Although the Company is exposed to credit loss on the interest rate swap in the event of nonperformance by the counterparties, the Company estimates the likelihood of such nonperformance to be remote. At December 31, 2000, the fair value of the interest rate swap was approximately $350, and at June 30, 2001 the fair value of the contract was $693. These amounts reflect the estimated amount that the Company would pay to terminate the contracts. The interest rate swap agreement is accounted for as a cash flow hedge. Changes in fair value are recognized in other comprehensive income.


6.  COMMITMENTS AND CONTINGENCIES

        The Company, in the regular course of business, is involved in investigations and claims by various regulatory agencies. The Company is also engaged in various legal proceedings incidental to its normal business activities. The Company's management does not believe that the ultimate resolution of these investigations, claims and legal proceedings will have a material effect on its financial position, results of operations or cash flows.

        During 1999, the Company contracted for the design and construction of a bath reclaim facility at Goldendale. In connection therewith, a dispute has arisen over contract change orders to an engineering and construction contract. The Company has accrued an estimate of the costs to settle the claim in the amount of $520. If the settlement offer is not accepted, the ultimate cost to the Company may exceed this accrual.

        As of June 30, 2001, the Company had a liability of approximately $1,895 ($1,893 at December 31, 2000), for estimated environmental remediation activities to be taken on the Company's Goldendale facility. The Company's estimate of this liability is based on a remediation study conducted by independent engineering consultants. The total cost of remediation is estimated at $3,253; however, under a court decree the Company is only responsible for approximately one-half of the total. The remaining cost is the responsibility of prior owners. No accrual has been provided for the Northwest facility, as the Company is unaware of any current condition that would give rise to remedial action.

        In December 2000, the Company was designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and by the State of Oregon under applicable state laws with respect to the Portland Harbor Superfund site in Portland, Oregon. Other PRPs also have been so designated. The Company, along with other PRPs, is participating in the funding of a remedial investigation/feasibility study. The Company has been contractually designated as a de minimus PRP. Management does not anticipate selection of a remedy for several years and is of the opinion that the Company will be found to have a de minimus liability, if any, in the outcome of the matter.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


        The Company has entered into various agreements for the purchase of power, alumina, and aluminum, including agreements with the Bonneville Power Administration ("BPA") for the purchase of electrical power at fixed rates. Contracts with BPA expiring on September 30, 2001, were modified in December 2000.

        Future estimated minimum payments under non-cancelable agreements at December 31, 2000 are as follows:

YEAR ENDING DECEMBER 31,                                      Amount
------------------------                                      ------
2001 ..................................................   $     66,781
2002 ..................................................         32,022
2003 ..................................................         32,022
2004 ..................................................         32,022
                                                          ------------
                                                          $    162,847
                                                          ============

        In October 2000, the Company entered into a new power sales agreement with BPA that will be effective from October 1, 2001 through September 30, 2006. The contract will allow the Company to direct available power to either or both of the operating facilities. Approximately 50% of the Company's power requirements will be met through the contract. In the summer of 2000, BPA completed a rate proceeding to determine the base rate under this new power contract. The base rate adopted by BPA was $23.50 per megawatt-hour. The rate adopted by BPA also included a "Cost Recovery Adjustment Clause," which allows BPA to adjust rates under certain defined circumstances. While past BPA rates also contained a similar adjustment clause, rate adjustments had never been implemented. Because of dramatically higher market prices for the power BPA purchases to meet its supply obligations, BPA indicated during the fall and winter of 2000 that it probably would need to impose a significant surcharge on rates effective after October 1, 2001.

        In March 2001, BPA proposed a revised and expanded "Cost Recovery Adjustment Clause" that would give BPA broad discretion to adjust rates every six months to ensure that it could recover all its costs and repay its obligations to the U.S. Treasury under almost any circumstances. This revised "Cost Recovery Adjustment Clause" and the initial rate adjustment were subject to a new BPA rate proceeding completed in June 2001. The new base rate adopted by BPA as a result of these proceedings for the period October 1, 2001 through March 31, 2002 is a maximum of $34.00 per megawatt-hour. The new rates will be reviewed by the Federal Energy Regulatory Commission ("FERC"). The Company has a unilateral right to terminate the contract within a specified period after FERC approves the new rates. The Company anticipates FERC approval by September 2001. Under the new contract, the Company will not be able to reshape or have BPA remarket its procurements of power. In addition, the BPA Administrator may have broad discretion to temporarily or permanently limit or terminate the Company's purchases of power in circumstances in which the Administrator determines that the Company is not in compliance with all applicable federal, state and local laws and regulations. The Company does not expect to receive any cost-based firm power service directly from BPA after the new contract expires on September 30, 2006.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


        On April 18, 2001, a Petition for Review under the Northwest Power Act and Suit for Declaratory and Injunctive Relief under 28 U.S.C. Section 2201(a) for Violation of 42 U.S.C. Sections 4321, et seq. was filed against BPA in the United States Court of Appeals for the Ninth Circuit by individuals and the Utility Reform Project. The plaintiffs seek review of contracts that obligate BPA to pay industrial customers for not purchasing or not using power the customer might otherwise purchase from BPA. The Company's modified electrical power contract with BPA (the "Remarketing Addendum") may be included in this group of contracts. The plaintiffs also seek to enjoin BPA from performing or attempting to implement these contracts on the basis that BPA's conduct in executing these contracts violated the Bonneville Project Act of 1937 and other statutes. The Company intervened in the case on May 14, 2001. The Company does not expect the plaintiffs' lawsuit to have any impact on BPA's ability to perform under the Remarketing Addendum due to the passage of the applicable statute of limitations, prior favorable court decisions and other factors. Notwithstanding the foregoing, if BPA were enjoined from performing the Remarketing Addendum, the Company's business, financial condition and results of operations would be materially and adversely affected.

        In June 2001, the Company entered into an Amendment to the Block Power Sales Agreement with BPA. Under the Amendment, for the period October 1, 2001 through March 31, 2002 the Company agreed not to take delivery of the 236 megawatts each hour that the Company is entitled to under the Block Power Sales Agreement and BPA agreed to purchase those 236 megawatts each hour from the Company. Additionally, the Company agreed to maintain full-time and part-time wages and benefits of union and non-union employees that are affected by the Amendment.

        On May 8, 2001, the Company entered into a Plan and Agreement for Construction of Resources to Provide Power for Future Operations of Goldendale Aluminum Company and Northwest Aluminum Company (the "Plan") with Northwest Energy Development, LLC, a related company ("Northwest Energy"), and the United Steelworkers of America. Northwest Energy is an affiliate owned by the sole shareholder of the Company. Under the Plan, the Company will enter into a power purchase agreement giving it the right, but not the obligation, to purchase up to 100% of the output from power generation facilities to be developed or owned by Northwest Energy. The purchase price for the power to be charged to the Company will be the generating facility's cost of fuel, direct operations and maintenance, financing, distributions to pay taxes and reasonable general and administrative expenses. The items included in each of these categories will be negotiated when the Company enters into power sale agreements with the generating facilities. The Company's right to purchase power will last for 20 years commencing on commercial operation of the projects. The Company has the option to use this power in its operations, cause the power to be remarketed at market prices on the Company's behalf, or do a combination of both. If the Company causes the power to be remarketed, it generally will be entitled to any financial benefits in excess of the power's cost. However, these benefits will be applied to reduce the financing debt of the generating facilities, if needed, in order to obtain project financing. Reducing the debt would result in reducing the future cost of power from the facilities, which may result in a lower cost of power to the Company.

        Under the Plan, the Company designated Northwest Energy as the recipient of up to $25.0 million in BPA remarketing proceeds to reimburse it for expenditures incurred or to be incurred in connection with

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


the development of the power generation facilities. To support loans to Northwest Energy to finance development of the power generation facilities, under the Plan Northwest Energy may:

        1) Request BPA directly or indirectly to guarantee or otherwise provide credit support for up to $200.0 million of third party debt, with the remarketing proceeds available as collateral or for offset; or

        2) Enter into other arrangements with BPA that have a similar economic effect.

        On June 28, 2001, the Company entered into Amendment No. 1 to the Addendum (the "Amendment"). The Remarketing Addendum, dated December 29, 2000, was a modification of the Company's existing electrical power contracts with BPA. Under the Addendum, approximately $285.0 million will be available for reimbursement of qualified expenditures. Through June 30, 2001 the Company has requested reimbursement of $32,675 in qualified expenditures. The Amendment stipulates that a portion of the proceeds from the remarketing of power be directed and held in an escrow account until October 1, 2006, and that the funds held in escrow be invested in notes issued by Northwest Energy and other investments agreed to by BPA and the escrow agent. Upon termination, the funds held in escrow are to be distributed to BPA.

        In June 2001, the Company received a letter asserting possible breaches of the indenture for the Company's first mortgage notes from a committee claiming to represent a majority of the noteholders. The alleged breaches of the indenture stem from the efforts by Northwest Energy to develop power generation facilities and the use of remarketing proceeds for this purpose. The Company does not believe any of these activities breach the indenture. The Company is discussing these issues with the noteholders' committee.


7.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Supplemental disclosures of cash flow information is as follows:

                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------
                                                               2000          2001
                                                              -------       -------
Cash paid during the period for:
  Interest ............................................       $10,128       $12,127
  Income taxes ........................................       $ 1,489       $   500
Non-cash investing and financing activities:
  Dividends accrued on preferred stock ................       $ 1,824       $ 1,762


8.  PREFERRED STOCK OF SUBSIDIARY

        Goldendale has authorized 150,000 shares of $.01 par value Series A cumulative, nonconvertible preferred stock. At December 31, 2000 and June 30, 2001, 131,836.1 and 118,101.346 shares,

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


respectively, were issued and outstanding. The shares were issued in connection with the acquisition of Goldendale in 1996 and are stated at their per share fair value when issued of $225. The liquidation preference on the preferred stock is $225 per share plus accumulated dividends.

        Commencing on January 1, 2002, the preferred shareholders have the option of receiving additional shares of preferred stock in satisfaction of any cumulative dividend in arrears that may exist at that time. At December 31, 2000 and June 30, 2001, dividends payable on preferred stock were $16,811 ($127.53 per share) and $16,695 ($141.36 per share), respectively.

        In May 2001, the Company redeemed 13,734.754 shares of preferred stock for $227.25 per share. The total redemption, including payment of accrued dividends on redeemed stock, amounted to $5,000. The Company intends to redeem additional shares of preferred stock on or before April 2002 for the purpose of funding distributions from the Goldendale Retirement Plan. We may not be able to redeem these shares. Failure to redeem may result in the illiquidity of the Retirement Plan.


9.  DERIVATIVE FINANCIAL INSTRUMENTS

        The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect the amount of its future interest payments and that changes in aluminum prices will affect the cost of its future purchases. The following is a summary of the Company's risk management strategies and the effect of these strategies on the consolidated financial statements.

Commodity Price Risk Management

        The Company holds aluminum call options for the purpose of limiting exposure to price fluctuations of anticipated aluminum purchases. These options require the payment of an upfront premium in return for the right to receive the amount, if any, by which the price at the settlement date exceeds the strike price. At December 31, 2000 and June 30, 2001, the Company had option contracts that established a price range for 3,400 to 6,800 metric tons of primary aluminum per month over a 16-month period beginning January 1, 2001. Although these options are intended to hedge the risk of market price fluctuations, the Company elected not to apply hedge accounting. As such, pursuant to SFAS No. 133, the call options are in the "no hedging" designation category. Accordingly, the Company recognized a non-cash decrease in fair market value of call options of $1,041 in the period ended June 30, 2001. The fair value of these options at December 31, 2000 and June 30, 2001 is $2,008 and $1,528, respectively and is included in other current assets.

Interest Rate Risk Management

        The Company uses an interest rate swap contract to manage the amount of total debt that is subject to variable interest rates. Under the interest rate swap contract, the Company agrees to pay amounts equal to a specified fixed-rate of interest multiplied by a notional principal amount, and to receive amounts in return equal to a variable rate of interest multiplied by the same notional principal amount. The notional amount of the contract is not exchanged. No other cash payments are made unless the contract is

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)

terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and represents the market quotation, at current rates of interest, of the remaining obligation to exchange payments under the terms of the contract. The differential between the variable interest rate and the fixed interest rate, which is to be paid or received, is recognized in interest expense. Pursuant to SFAS No. 133, the Company accounts for its interest rate swap contract as a cash flow hedging instrument. With the adoption of SFAS 133, these swaps resulted in the recognition of a liability of $693 at June 30, 2001 and a loss in accumulated other comprehensive income for the period ended June 30, 2001 of $343 (net of tax of $120).


10.  SUBSEQUENT EVENTS

        On May 1, 2001, Northwest converted $1.8 million of trade receivables into a note receivable, combining it with an existing note receivable from a company related by common ownership. The terms of the note were revised to increase the quarterly payments and extend the repayment terms through November 2011.


11. NORTHWEST ALUMINUM COMPANY AND NORTHWEST ALUMINUM SPECIALTIES, INC. AND GOLDENDALE HOLDING COMPANY AND SUBSIDIARY

        Financial statements and financial statement schedules for Northwest and Goldendale have been omitted because the 12% first mortgage notes issued by the Company and its subsidiaries and registered under the Securities Act of 1933, of which the subsidiaries are guarantors (thus subjecting them to the reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934), are fully and unconditionally guaranteed by the subsidiaries. Financial information relating to these companies is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the footnotes to the financial statements of Golden Northwest Aluminum, Inc. Summarized unaudited financial information is as follows:

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


NORTHWEST ALUMINUM COMPANY AND NORTHWEST ALUMINUM SPECIALTIES, INC.

                                                                 SIX MONTHS ENDED
                                                                      MARCH 31,
                                                             --------------------------
                                                               2000             2001
                                                             ---------        ---------
CONDENSED STATEMENT OF OPERATIONS:
     Revenues:
         Customers ...................................       $ 132,445        $  70,534
         Parent and related companies ................              62            4,006
                                                             ---------        ---------
                                                               132,507           74,540
         Cost of revenues ............................         127,464           83,742
                                                             ---------        ---------
         Gross margin (loss) .........................           5,043           (9,202)
         Net gains on power sales ....................              --           24,476
         Reimbursement of expenditures ...............              --           13,414
         Curtailment expenses ........................              --           (6,971)
         General and administrative expenses .........          (2,756)          (4,099)
                                                             ---------        ---------
         Operating income ............................           2,287           17,618
         Net other expense ...........................          (6,325)          (7,625)
                                                             =========        =========
         Net income (loss) ...........................       $  (4,038)       $   9,993
                                                             =========        =========

 CONDENSED BALANCE SHEET:
         Current assets ..............................       $  86,355        $  85,560
         Non-current assets ..........................          45,955           47,218
                                                             =========        =========
           Total assets ..............................       $ 132,310        $ 132,778
                                                             =========        =========

         Current liabilities .........................       $  63,214        $  57,314
         Non-current liabilities .....................          66,872           66,871
         Stockholder's equity ........................           2,224            8,593
                                                             ---------        ---------
            Total liabilities and stockholder's equity       $ 132,310        $ 132,778
                                                             =========        =========

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)


GOLDENDALE HOLDING COMPANY AND SUBSIDIARY


                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                           --------------------------
                                                              2000            2001
                                                           ---------        ---------
CONDENSED STATEMENT OF OPERATIONS:
      Revenues:
        Customers ..................................       $ 100,840        $  18,226
        Parent and related companies ...............             682              461
                                                           ---------        ---------
                                                             101,522           18,687
        Cost of revenues ...........................          88,937           47,151
                                                           ---------        ---------
        Gross margin (loss) ........................          12,585          (28,464)
        Net gains on power sales ...................              --           25,957
        Reimbursement of expenditures ..............              --           19,261
        Curtailment expenses .......................              --           (1,111)
        General and administrative expenses ........          (5,235)          (5,226)
                                                           ---------        ---------
        Operating income ...........................           7,350           10,417
        Net other expense ..........................          (5,048)          (4,993)
        Income tax expense .........................           1,538            2,459
                                                           =========        =========
        Net income .................................       $     764        $   2,965
                                                           =========        =========

 CONDENSED BALANCE SHEET:
        Current assets .............................       $  40,394        $  31,764
        Non-current assets .........................         180,765          173,399
                                                           =========        =========
           Total assets ............................       $ 221,159        $ 205,163
                                                           =========        =========

        Current liabilities ........................       $  33,848        $  17,323
        Non-current liabilities ....................         138,920          137,276
        Stockholder's equity .......................          48,391           50,564
                                                           ---------        ---------
          Total liabilities and stockholder's equity       $ 221,159        $ 205,163
                                                           =========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section should be read in conjunction with the financial statements in Part I, Item 1 of this report.


Overview

        Our revenues have historically come from two primary sources:

        1) Fees received from smelting alumina into aluminum and casting that aluminum into primary and value-added aluminum products under tolling contracts with Hydro and until December 31, 1999 with Glencore, and

        2) The sale of non-tolled value-added aluminum products to other customers.

Revenue from fees for the conversion of alumina and processing of aluminum under tolling arrangements is recognized upon completion of the tolling process. Under the tolling arrangements, alumina suppliers deliver their alumina to us. The alumina is converted to aluminum in reduction cells by putting it in liquid form by dissolving it in an "electrolyte" solution and then passing electric current through the electrolyte to separate the alumina into its two parts, aluminum and oxygen. This process is continuous and is nearly instantaneous as the alumina is dissolved in the electrolyte. The molten aluminum is withdrawn from the cells and cast or formed into finished products. Revenue from the sale of non-tolled value-added aluminum products is recognized upon shipment to the customer. Our revenues include sales of finished products produced by remelting and casting aluminum material. This remelting activity has provided a significant portion of our production historically and has allowed us to continue producing finished aluminum products despite the curtailment of our smelting operations.

        Because our tolling fees are a percentage of prices of aluminum on the London Metal Exchange, the amount of revenue from tolling activities varies depending on market aluminum prices, especially LME prices, and gross smelter production volumes. The tolling fees are based on prior three-month average LME prices and not current market aluminum prices. Additional revenue for tolled value-added products is dependent on the volume of value-added production and the cost of production versus the dollar amount of pricing premiums. The amount of revenue from non-tolled value-added sales varies depending on market aluminum prices, demand for our value-added products and the pricing premiums we are able to realize for these products. Our revenues from non-tolled value-added products may not be as strongly affected by lower LME prices, as is the case with tolling fees, because the margin on these products does not vary significantly with aluminum prices.

        The aluminum industry is highly cyclical, with market prices fluctuating widely based on global supply and demand factors, most of which are beyond our control. As shown below, for 2000, the average price per pound of aluminum on the London Metal Exchange was higher than the average price in 1999 and 1998. The average three-month LME prices per pound of aluminum over the last six years were as follows:

                                                                   Price Per
Year Ended December 31,                                              Pound
-----------------------                                              -----
      1995...........................................................$0.83
      1996...........................................................$0.70
      1997...........................................................$0.74
      1998...........................................................$0.63
      1999...........................................................$0.63
      2000...........................................................$0.71


The timing and magnitude of an increase or decrease in aluminum prices is uncertain. For the six months ended June 30, 2001, the three-month LME price for aluminum has averaged $.70 per pound. As of June 30, 2001, and more recently at July 31, 2001, the three-month LME price per pound of aluminum was $0.66 per pound.

        One of our primary costs is electrical power and prior to 2000, those costs had been relatively stable. The source of the majority of our power has been through the Bonneville Power Administration ("BPA"). We have supplemented the BPA power with purchases of market power during time periods that have historically had lower cost than our cost through BPA.

        Beginning in the summer of 2000, the market price of electric power began to increase dramatically because of an extreme shortage of supply and other factors. As an example, our average cost of power per pound of aluminum produced was $.16 and $.18 in 1999 and 2000, respectively. The average market price of power for October 2000 through March 2001 was $245 per megawatt, equating to $1.95 per pound of aluminum produced. These changes in power prices made it apparent that we needed to change our strategies to obtain affordable power long-term.

        While most of our power supply during the fourth quarter of 2000 and the first three quarters of 2001 were under fixed price contracts with BPA, a portion was not covered during the late spring 2001 when market power prices historically have been very low. Because of the dramatic increase in forward power prices that occurred in 2000, it became uneconomic to purchase power to meet our open requirements during the spring of 2001. We therefore chose to reduce our production level to approximately 60% of normal beginning October 2000, "reshape" or sell power that exceeded what we needed for our operations as a result of our reduced production level and "reshape" or buy power for the open periods. Our contracts with BPA that expire on September 30, 2001 allow us to cause BPA to remarket power we do not need for operations and to pay us the excess proceeds from those sales over the cost we would be required to pay under the contract. This right is subject to minimum notice provisions and other terms that make it impractical to make forward sales of greater than one month.

        By the end of December 2000, market prices for electrical power had further escalated to the point that the financially prudent option was to have electrical power available to us remarketed by BPA instead of producing aluminum with it. Late in December, we shut down essentially all remaining smelter production capacity, leaving only approximately 25,000 metric tons of capacity on-line at the Goldendale facility and none at Northwest.

        To allow us to sell our excess power in forward periods of more than a month, we entered into a Remarketing Addendum ("Addendum") with BPA, which allows BPA to remarket the power available to us and to use the resulting proceeds to reimburse us for defined qualified expenditures. Additionally, we entered into agreements with the United Steelworkers of America in regard to employee layoffs, with Norsk Hydro in regard to readjusting our tolling agreement and with Glencore in regard to readjusting our alumina supply contract.

        We entered into the Addendum with BPA in December 2000. Under the Addendum, our operating subsidiaries, Goldendale Aluminum Company and Northwest Aluminum Company, agreed to curtail smelter production and assist BPA in remarketing the electric power that they had the right to purchase. BPA agreed to use the proceeds from the remarketing to reimburse Goldendale Aluminum Company and Northwest Aluminum Company or their designees for specified qualified expenditures, including, among others, expenses associated with debt service and workforce reductions resulting from the curtailment, and expenditures for the planning, licensing, siting, acquisition and/or construction of conventional or renewable resources to provide power for future operations of our smelters. For a given sale of remarketed power, the net proceeds are equal to the revenue received by BPA on the sale, minus the price we would have been obligated to pay had we purchased the power, minus a specified amount retained by BPA, plus any interest costs BPA avoids as a result of the net proceeds. We estimate that from December 29, 2000 through September 30, 2001, $285.0 million of net proceeds will be available for reimbursement of qualified expenditures. The Addendum is effective through the earlier of the date on which all of the net proceeds have been paid by BPA or on September 30, 2010. In June 2001, we entered into an amendment to the Addendum that stipulates that a portion of the proceeds from the remarketing of power be directed and held in an escrow account until October 1, 2006, and that the funds held in escrow be invested in notes issued to Northwest Energy Development, LLC ("Northwest Energy"), a related company, and other investments agreed to by BPA and the escrow agent. Upon termination, the funds held in escrow are to be distributed to BPA.

        In October 2000, we entered into a new Block Power Sales Agreement with BPA that will be effective from October 1, 2001 through September 30, 2006. The contract will allow us to direct available power to either or both of our operating facilities. Approximately 50% of our power requirements will be met through the contract. In the summer of 2000, BPA completed a rate proceeding to determine the base rate under this new power contract. The base rate adopted by BPA was $23.50 per megawatt-hour. The rate adopted by BPA also included a "Cost Recovery Adjustment Clause," which allows BPA to adjust rates under certain defined circumstances. While past BPA rates also contained a similar adjustment clause, rate adjustments had never been implemented in the past. Because of dramatically higher market prices for the power BPA purchases to meet its supply obligations, BPA indicated during the fall and winter of 2000 that it probably would need to impose a significant surcharge on rates effective after October 1, 2001.

        In March 2001, BPA proposed a revised and expanded "Cost Recovery Adjustment Clause" that would give BPA broad discretion to adjust rates every six months to ensure that it could recover all its costs and repay its obligations to the U.S. Treasury under almost any circumstances. This revised "Cost Recovery Adjustment Clause" and the initial rate adjustment were subject to a new BPA rate proceeding completed in June 2001. The new base rate adopted by BPA as a result of these proceedings for the period October 1, 2001 through March 31, 2002 is a maximum of $34.00 per megawatt-hour plus transmission charges of approximately $3.50 per megawatt-hour. The new rates will be reviewed by the Federal Energy Regulatory Commission ("FERC"). We have a unilateral right to terminate the contract within a specified period after FERC approves the new rates. We anticipate FERC approval by September 2001. Under the new contract, we will not be able to reshape or have BPA remarket our procurements of power. In addition, the BPA Administrator may have broad discretion to temporarily or permanently limit or terminate our purchases of power in circumstances in which the Administrator determines that we are not in compliance with all applicable federal, state and local laws and regulations. BPA has indicated we will not receive any cost-based firm power service directly from BPA after the new contract expires on September 30, 2006.

        In June 2001, at BPA's request we entered into an Amendment to the Block Power Sales Agreement (the "Amendment") with BPA. Under the Amendment, for the period October 1, 2001 through March 31, 2002 we agreed not to take delivery of the 236 megawatts each hour that we are entitled to under the Block Power Sales Agreement and BPA agreed to purchase those 236 megawatts each hour from us. These payments will be made directly to us for the sale of power and do not constitute remarketing proceeds. Additionally, we agreed to maintain full-time and part-time wages and benefits of union and non-union employees that are affected by the Amendment. We are in discussions with Hydro and Glencore, Ltd. ("Glencore") about reducing our obligations under our alumina toll and purchase agreements.


ENERGY DEVELOPMENT

        Because of the instability in power markets and the uncertainty of future BPA service, our long-term power strategy is now one of self-reliance, reducing, and ultimately eliminating, our dependence on BPA and other power providers and becoming a power generator as well as a power consumer. We believe this strategy will allow us to realize the economic value either of producing aluminum or selling power and therefore provide us with more stable operating results.

        The Remarketing Addendum with BPA requires us to dedicate at least $100 million of the remarketing proceeds on the development of new power generation resources. The development of power generation facilities is not now part of our core business and requires financing independent of that available under our current financing arrangements. For these reasons and because the terms of the indenture governing our first mortgage notes and our bank credit agreement do not allow us to invest directly in the development of power generation facilities, our sole shareholder formed Northwest Energy for this purpose.

        On May 8, 2001, we entered into a Plan and Agreement for Construction of Resources to Provide Power for Future Operations of Goldendale Aluminum Company and Northwest Aluminum Company (the "Plan") with Northwest Energy and the United Steelworkers of America. Under the Plan, we will enter into a power purchase agreement giving us the right, but not the obligation, to purchase up to 100% of the output from power generation facilities to be developed or owned by Northwest Energy. Our purchase price for the power will be the generating facility's cost of fuel, direct operations and maintenance, financing, distributions to pay taxes and reasonable general and administrative expenses. The items included in each of these categories will be negotiated when we enter into power sale agreements with the facilities. Our right to purchase power will last for 20 years commencing on commercial operation of the projects. We will be able to use this power in our operations, cause the power to be remarketed at market prices on our behalf, or do a combination of both. If we cause the power to be remarketed, we generally will be entitled to any financial benefits in excess of the power's cost. These benefits will be applied to reduce the financing debt of the facilities, however, if we need to do so to obtain project financing. Reducing the debt would result in reducing the future cost of power from the facilities, which would result in a lower cost of power for us. In the short term, we do not anticipate purchasing all of the output from the facilities. As a result, the facilities will be able to sell their power on the open market and use the profits to obtain project financing and reduce project debt.

        Northwest Energy is actively pursuing development of or interests in the following power projects, which will be subject to the Plan and our power purchase rights under the Plan.

        1) Five GE LM6000 turbines and associated equipment to be located at the Goldendale smelter facility (the "Turbine Project"), that we plan to convert into a more efficient combined cycle generating plant by adding heat recovery and steam turbine equipment.

        2) A 520 MW natural gas-fired combined cycle combustion turbine project near Clatskanie, Oregon.

        3) Wind projects to be developed in south central Washington and north central Oregon. The first phase is a 24 MW wind turbine project in Sherman County, Oregon.

        4) An interest in a 248 MW natural gas-fired combined cycle combustion turbine project near Goldendale, Washington now owned by Calpine.

If all of these projects are developed, the resources available to us would include up to 770 megawatts of base-load, gas-fired, combined cycle combustion turbine capacity, 225 megawatts of "peaking" capacity and 300 to 600 megawatts of intermittent wind generation capacity. This capacity would exceed the maximum requirements of our smelters.

        These power projects are in the early stages of development. We do not assure you that any of these projects will be completed or that Northwest Energy will be able to procure any interests in them. Even if these projects are completed, their completion may be delayed, which will also delay and reduce anticipated benefits under the Plan. Although we will be able to purchase power from these facilities at cost, the cost could be too high to economically produce aluminum. For example, if the price of natural gas increased sharply, this would result in increased cost to produce electricity at two of the above listed facilities. If this occurs in conjunction with a decrease in the market price of power generally, we may be unable to produce aluminum or remarket power. Finally, depending on the price of power when these facilities are ready to begin operating, the facilities may not be able to operate profitably.

        Under the Plan, we designated Northwest Energy as the recipient of up to $25 million in BPA remarketing proceeds to reimburse it for expenditures incurred or to be incurred in connection with the development of the power generation facilities. In accordance with the Plan and the amendment to the Remarketing Addendum that we entered into with BPA in June, 2001, $135 million of the BPA remarketing proceeds has been directed to, and will be held in, an escrow account until October 1, 2006. Those funds will be invested in notes issued by Northwest Energy and other investments agreed to by BPA and the escrow agent. Upon termination, the funds held in escrow are to be distributed to BPA. We believe the $160 million in remarketing proceeds available to Northwest Energy through loans or direct payments will be sufficient to fund all of the energy development projects identified above if the majority of capital is committed sequentially to allow remarketing proceeds used for earlier financings to be repaid to the escrow and made available for financings of later projects. We may not, however, be able to commit the capital sequentially. Based on assumptions we have made about our operating costs, we believe, but cannot assure you, that the remaining remarketing proceeds of $125 million not used for the development of power generation facilities, together with other committed sources of capital, will be sufficient to fund our operations, debt service and employment obligations through the next 12 months. By that time, we expect increased remarketing proceeds to be available for non-energy related qualified expenditures because of a reduced need for funding of energy projects as a result of the anticipated refinancing of those projects. We may not be able to refinance the energy projects on reasonable terms, or at all.

        Northwest Energy has agreed to use the proceeds of loans supported by BPA credit support for the initial development of the power generation facilities described above and to use commercially reasonable best efforts to obtain permanent financing unsupported by BPA credit support at the earliest opportunity. Northwest Energy may use the proceeds of the loans supported by BPA credit support for other purposes only with the approval of our board of directors. We will be eligible to receive liquidated damages from Northwest Energy if at least 484 megawatts of generation capacity is not available by October 1, 2006. The liquidated damages would be equal to (1) the percentage by which energy available to the smelters as of October 1, 2006 is less than 484 megawatts multiplied by (2) the amount of remarketing proceeds paid to Northwest Energy to support development of the facilities. To secure payment of this potential obligation of Northwest Energy, we will take a security interest in the assets of Northwest Energy and its subsidiary project companies. If we foreclose on the assets, the sales proceeds resulting from the foreclosure may not cover the amount of liquidated damages. In addition, we have agreed to release our security interest in a specific project company if requested by a project lender in connection with project financing through which remarketing proceeds would be released to another project.

        To consider the Plan, our board of directors designated a special committee of three independent directors. As required by the indenture governing our first mortgage notes, the board and special committee engaged a business valuation firm as financial advisor to the special committee to deliver an opinion as to the fairness of the Plan to Golden Northwest Aluminum, Inc. from a financial point of view. The board and special committee also engaged independent legal counsel to advise the special committee.

        In deciding to approve the Plan, the special committee compared the likely outcomes of three alternatives: operations under the Plan; a sale or liquidation of the Company; and a continuation of the curtailment until the power markets stabilize enough to permit smelter operations to begin again. Based on this review, we believe the Plan provides the only means for our stakeholders to receive a return on their investment. We do not believe the holders of our first mortgage notes would receive their full principal under either of the alternatives to the Plan. The analysis of these alternatives required the development of numerous assumptions, any of which could prove to be incorrect.

        Execution of the Plan is subject to many risks and uncertainties. We do not assure you that Northwest Energy will be successful in developing the resources discussed above in a timely manner or at all. Remarketing proceeds used for development of power resources may not be available for the repayment of debt or for other non-energy-related qualified expenditures.


Other Developments

        On April 10, 2001, Stephen Babson resigned as a member of our board of directors. Our board is reviewing candidates to fill the resulting vacancy.

        Power prices in the Pacific Northwest continue to be extremely high compared to historic levels in the region. Beginning May 1, 2001 smelter production was further reduced to 5% of capacity, allowing for the sale of 25 MW of BPA supplied electrical power. The sale of this power generated $8.0 million of net proceeds for the three months ended June 30, 2001. Sale of the power for the months of July 2001 and August 2001 has been completed with net proceeds of $1.0 million each month. Sale of power for September 2001 has not been completed. The remaining smelter production and open market purchases of aluminum are sufficient to allow us to fulfill our tolling obligations to Hydro.

        As a result of curtailments and uncertainties about operations, we entered into an agreement with the United Steelworkers of America to extend the collective bargaining agreements between the United Steelworkers of America and Northwest Aluminum Company and the United Steelworkers of America and Goldendale Aluminum Company until September 30, 2001. We plan to negotiate with our unions both a new collective bargaining agreement and a new agreement for the curtailment period before the existing agreements expire on September 30, 2001.

        Fleet Capital, as Administrative Agent of our revolving credit facility, lowered our bank credit rating in April 2001. Also, Fleet Capital increased the borrowing base reserve to $21.0 million, reducing by $6.0 million the amount potentially available for borrowing.

        In May 2001, we redeemed 13,734.754 shares of our Preferred Stock for $227.25 per share plus accrued dividends payable. The total redemption, including payment of accrued dividends on the redeemed shares, was $5.0 million. We may not be able to redeem these shares. Failure to redeem may result in the illiquidity of the Retirement Plan.

        In June 2001, FERC issued an order imposing price caps on the price of electricity in the western United States. Several factors, including the FERC order, the reductions in BPA's load of power, price elasticity resulting from higher electricity prices, the general economic slowdown and cooler than expected weather in California, have reduced market power prices from over $250.00 to approximately $60.00 per megawatt-hour. Unfortunately, these prices are still too high to produce aluminum profitably, but they are low enough to reduce the anticipated benefits from the power generation facilities Northwest Energy is developing. If the price of power falls further, prices may be too high to produce aluminum profitably and too low to generate power profitably.

        In June 2001, we received a letter asserting possible breaches of the indenture for our first mortgage notes from a committee claiming to represent a majority of the noteholders. The alleged breaches of the indenture stem from the efforts by Northwest Energy to develop power generation facilities and the use of remarketing proceeds for this purpose. We do not believe any of these activities breach the indenture. We are discussing these issues with the noteholders' committee.


Results of Operations

        The following table sets forth the combined statement of income data as a percentage of revenues for the three-month and the six-month periods ended June 30, 2000 and 2001.

                                                    Three Months Ended           Six Months Ended
                                                          June 30,                   June 30,
                                                    -------------------         -------------------
                                                    2000          2001          2000          2001
                                                    -----         -----         -----         -----
Revenues ....................................       100.0%        100.0%        100.0%        100.0%
Cost of revenues ............................        91.5         155.3          92.4         145.5
                                                    -----         -----         -----         -----
Gross margin (loss) .........................         8.5         (55.3)          7.6         (45.5)
Net gains on power sales ....................         0.0          45.6           0.0          56.9
Reimbursement of expenditures ...............         0.0          46.5           0.0          36.9
Curtailment expenses ........................         0.0          (1.9)          0.0          (9.1)
General and administrative expenses .........        (4.1)        (11.7)         (3.5)        (11.4)
                                                    -----         -----         -----         -----
Operating income ............................         4.4          23.2           4.1          27.8
Interest expense ............................        (5.5)        (14.5)         (5.1)        (13.5)
Other income (expense), net .................        (0.5)          0.3          (0.1)         (0.6)
                                                    -----         -----         -----         -----
Net other expenses ..........................        (6.0)        (14.2)         (5.2)        (14.1)
                                                    -----         -----         -----         -----
Income (loss) before income taxes ...........        (1.6)          9.0          (1.1)         13.7
Income tax expense ..........................         0.2           0.9           0.7           2.8
                                                    -----         -----         -----         -----
Net income (loss) ...........................        (1.8)%         8.1%         (1.8)%        10.9%
                                                    =====         =====         =====         =====


THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001

        Total revenues decreased from $105.4 million to $40.9 million in the three months ended June 30, 2000 and June 30, 2001, respectively, a decrease of $64.5 million, or 61.2%. Total revenues decreased from $233.3 million to $88.7 million in the six months ended June 30, 2000 and June 30, 2001, respectively, a decrease of $144.6 million, or 62.0%. Revenues were primarily influenced by the cessation of the Glencore tolling agreement, by the curtailment of significantly all of our smelter operations to facilitate the opportunity to sell electrical power into the marketplace and by changes in the market price of aluminum and power.

        The cessation of the Glencore tolling agreement eliminated 500,000 pounds per day of production billable under tolling arrangements beginning January 1, 2000. Because of Northwest's September 30 year-end, the impact on our consolidated financial statements was reported beginning April 1, 2000. For the six months ended June 30, 2001 compared to the six months ended June 30, 2000, tolling revenues decreased $20.7 million due to the cessation of this agreement. Tolling revenues continued to be earned under our Hydro tolling contract, decreasing from $48.5 million to $7.9 million for the three-month periods, and decreasing from $101.5 million to $18.7 million for the six-month periods, ended June 30, 2000 and June 30, 2001, respectively. Total revenues from tolling agreements decreased from $48.5 million to $7.9 million for the three-month periods ended June 30, 2000 and June 30, 2001, respectively, a decrease of $40.6 million, or 83.7%. Tolling revenues decreased from $122.2 million to $18.7 million for the six-month periods ended June 30, 2000 and June 30, 2001, respectively, a decrease of $103.5 million, or 84.7%.

        Volumes produced under tolling contracts decreased from 86.4 million pounds to 12.3 million pounds for the three months ended June 30, 2000 and June 30, 2001, respectively, and decreased from 223.0 million pounds to 29.6 million pounds for the six months ended June 30, 2000 and June 30, 2001, respectively. The decrease in production volume due to the non-renewal of the Glencore tolling agreement was 44.5 million pounds, with a related decrease in revenue of $20.7 million. Other than the decrease due to the non-renewal of the Glencore tolling agreement, the decreases in production level under tolling arrangements was due to the curtailment of significantly all of our smelter production capacity to facilitate electrical power remarketing. The production levels at the Goldendale facility were cut to approximately 15% of normal capacity by early January of 2001, and further cut to approximately 7.5% of normal capacity by early May of 2001, resulting in a decrease in production volume of 74.1 million pounds for the three-month period and a decrease in production volume of 148.9 million pounds for the six-month period ended June 30, 2001. These volume changes, excluding the impact of the cessation of the Glencore tolling agreement, caused revenues from tolling to decrease by $41.6 million for the three months ended June 30, 2001 over the same period ended June 30, 2000 and caused revenues from tolling to decrease by $84.7 million for the six months ended June 30, 2001 over the same period ended June 30, 2000.

        In addition to the impact of volume changes, increases in the average tolling charge of $.08 per pound for the three-month periods ended June 30 increased revenues from tolling contracts by $1.0 million. The average tolling charge for the six-month periods ended June 30 increased by $.06 per pound causing a $1.9 million increase in revenues from tolling contracts for those periods. The increases in the average tolling charge were due primarily to changes in product mix produced under tolling contracts.

        Sales of non-tolled products decreased from $54.8 million to $38.4 million in the three months ended June 30, 2000 and June 30, 2001, respectively, a decrease of $16.4 million, or 29.9%, and decreased from $107.7 million to $74.5 million in the six months ended June 30, 2000 and June 30, 2001, respectively, a decrease of $33.2 million, or 30.8%. The primary factors affecting revenues from sales of non-tolled products were the softening of the economy and demand, the curtailment of smelter production capacity at the Northwest facility, which could only partially be offset by remelt activity, and a slight increase in average premiums attained for value-added products.

        Shipments of non-tolled aluminum products decreased from 68.2 million pounds to 46.9 million pounds in the three months ended June 30, 2000 and June 30, 2001, respectively, a decrease of 21.3 million pounds, or 31.2%, with a corresponding decrease in revenues of $17.1 million. For the six-month periods ended June 30, shipments of non-tolled aluminum products decreased from
137.5 million pounds in 2000 to 95.1 million pounds in 2001, a decrease of 42.4 million pounds, or 30.8%, with a corresponding decrease in revenues of $33.2 million. The curtailment of smelting activity at Northwest reduced the volume of non-tolled product from 43.6 million pounds to zero for the three-month periods ended June 30, 2000 and June 30, 2001, respectively, and from 88.6 million pounds to 23.5 million pounds for the six-month periods ended June 30, 2000 and June 30, 2001, respectively. These reductions were partially offset with additional pounds of aluminum made available through our remelt operations. Aluminum production from remelt operations increased 21.2 million pounds for the three-month periods ended June 30, and increased 27.6 million pounds for the six-month periods ended June 30.

        In addition to the impact from changes in volume, a slight increase in the average selling price provided slight increases in non-tolling revenues for the three-month and six-month periods ended June 30.

        Other revenues, primarily from the sale of carbon briquettes, decreased from $3.1 million to $600,000 for the three-month periods, and decreased from $4.8 million to $900,000 for the six-month periods ended June 30, 2000 and June 30, 2001, respectively.

        Cost of revenues decreased from $96.4 million to $63.5 million in the three months ended June 30, 2000 and June 30, 2001, respectively, a decrease of $32.9 million, or 34.1%. Cost of revenues decreased from $215.7 million to $129.0 million in the six months ended June 30, 2000 and June 30, 2001, respectively, a decrease of $86.7 million, or 40.2%. As a percentage of revenues, cost of revenues increased from 91.5% to 155.3% for the three-month periods and increased from 92.4% to 145.5% for the six-month periods ended June 30, 2000 and 2001, respectively. The primary influences on cost of revenues were the cessation of the Glencore tolling agreement, a partial curtailment of production to facilitate the opportunity to have BPA remarket electrical power in the marketplace, an increase in market aluminum prices and an increase in our cost of power.

        Smelting production capacity was curtailed and averaged approximately 10% of normal for the three months ended June 30, 2001 and averaged approximately 19% of normal for the six months ended June 30, 2001. The production capacity of the Goldendale facility was approximately 15% of its normal capacity from January 1, 2001 through April 30, 2001, and approximately 7.5% of its normal capacity from May 1, 2001 through June 30, 2001. The production capacity of the Northwest facility was approximately 50% of its normal capacity for the first three months of its fiscal year and completely curtailed for the second three months of its fiscal year. This resulted in a decrease in production volume of 117.7 million pounds for the three-month periods ended June 30, with a related decrease in cost of revenues of $47.2 million, and a decrease in production volume of 214.0 million pounds for the six-month periods ended June 30, with a related decrease in cost of revenues of $103.1 million.

        Additional aluminum was made available through our remelt operations. This resulted in an increase of 21.2 million pounds in the amount of purchased aluminum material used in our operations, with a related cost of $14.8 million for the three-month period ended June 30, 2001, and 27.6 million pounds, with a related cost of $19.3 million for the six-month period ended June 30, 2001.

        Gross margin decreased from $9.0 million in the three months ended June 30, 2000 to a gross loss of $22.6 million in the three months ended June 30, 2001, a decrease of $31.6 million, or 351.1%. Gross margin decreased from $17.6 million in the six months ended June 30, 2000 to a gross loss of $40.3 million in the six months ended June 30, 2001, a decrease of $57.9 million, or 329.0%. As a percentage of revenues, gross margin fell from 8.5% to (55.3)% for the three-month periods, and fell from 7.6% to (45.5)% for the six-month periods, ended June 30, 2000 and 2001, respectively. These decreases in gross margin resulted primarily from the changes in revenues and the cost of revenues discussed above.

        Net gains on power sales made available from the curtailment that began in October 2000 and ended in January 2001 (the "First Curtailment") and the curtailment that began in May 2001 and will end in September 2001 (the "Third Curtailment") generated net proceeds of $18.7 million for the three months ended June 30, 2001 and $50.4 million for the six months ended June 30, 2001. The First Curtailment made available net gains on power sales of $10.4 million for the three months ended June 30, 2001 and $42.4 million for the six months ended June 30, 2001. The Third Curtailment made available net gains on power sales of $8.0 million for the three months and six months ended June 30, 2001.

        Reimbursement of expenditures of $19.0 million for the three months ended June 30, 2001, and $32.7 million for the six months ended June 30, 2001 relate to the curtailment that began in January 2001 and will end in September 2001 (the "Second Curtailment").

        Curtailment expenses of $800,000 for the three months ended June 30, 2001 and $8.1 million for the six months ended June 30, 2001 relate to the Second Curtailment.

        General and administrative expenses increased from $4.4 million to $4.8 million in the three months ended June 30, 2000 and June 30, 2001, respectively, an increase of 9.1%. General and administrative expenses increased from $8.2 million to $10.1 million for the six months ended June 30, 2000 and June 30, 2001, respectively, an increase of 23.2%. The increases were due primarily to increases in professional and legal fees. As a percentage of revenues, general and administrative expenses increased from 4.1% to 11.7% for the related three-month periods, and increased from 3.5% to 11.4% for the related six-month periods.

        Interest expense increased slightly from $5.8 million to $5.9 million in the three months ended June 30, 2000 and June 30, 2001, respectively, an increase of 1.7%. Interest expense increased slightly from $11.8 million to $12.0 million in the six months ended June 30, 2000 and June 30, 2001, respectively, an increase of 1.7%.

        Income tax expense increased from $200,000 to $400,000 in the three months ended June 30, 2000 and June 30, 2001, respectively. Income tax expense increased from $1.5 million to $2.5 million for the six months ended June 30, 2000 and June 30, 2001, respectively. These changes were due primarily to an increase in taxable income of Goldendale, a C corporation, for the three months and six months ended June 30, 2001 compared to the corresponding periods in 2000.

        Net income was $3.3 million in the three months ended June 30, 2001 compared to a net loss of $1.9 million in the three months ended June 30, 2000 as a result of the foregoing factors. For the six months ended June 30, 2001, net income was $9.6 million, compared to a net loss of $4.2 million for the six months ended June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

        During this period of curtailment, our cash flow and liquidity from operations will be supplemented by net proceeds on power sales and reimbursements for "qualified expenditures" from the remarketing proceeds received by BPA. For the six months ended June 30, 2001, net proceeds on power sales have totaled $50.4 million. "Qualified expenditures" include reimbursements for curtailment related employee costs and contract breakage fees, for capital expenditures and for debt service. Reimbursements of qualified expenditures from remarketing proceeds through June 30, 2001 totaled $32.7 million. We are dependent upon net proceeds on power sales and distribution of remarketing proceeds for continued funding of operations.

        Historically, our cash and capital requirements have been satisfied through cash generated from operating activities and borrowings under our primary credit facilities.

        Our credit facility with Fleet Capital Corporation is a $75.0 million senior secured revolving credit facility collateralized by all of the inventory, accounts receivable and other rights to payment of our subsidiaries. Availability under the revolving line of credit is controlled by a borrowing base formula based on eligible receivables and inventory, and a borrowing base reserve that is presently set at $21.0 million. Based on this formula, we had net availability of $55.7 million under the revolving line of credit at June 30, 2001, against which we had borrowed $30.5 million. More recently at July 31, 2001, the net availability under the revolving line of credit was $53.4 million, against which we had borrowed $17.7 million.

        Our liquidity and capital needs relate primarily to payment of principal and interest on borrowings, capital expenditures, including our facilities investment program, and distributions to our sole shareholder to pay income taxes. The first stage of the facilities investment program consisting of an expansion of the Goldendale casthouse and a 34-cell demonstration of new cell-line technology has been completed. We have temporarily suspended the second stage of the facilities investment program because of our recent curtailments and uncertainties in our long-term supply of competitively priced electric power. Our liquidity and capital needs also relate to working capital and other general corporate requirements. Furthermore, we are subject to a number of contingencies and uncertainties.

        Additionally, the Goldendale preferred stock became redeemable at our discretion after December 31, 1998. If and when redeemed, we anticipate that the necessary funds would be drawn from our revolving credit facility with Fleet Capital. The redemption price for the Goldendale preferred stock at June 30, 2001 was $26.5 million plus any accrued but unpaid dividends, which totaled $16.7 million at June 30, 2001. In May 2001, we redeemed 13,734.754 shares of our preferred stock for $227.25 per share to fund distributions from the Goldendale Retirement Plan, which holds the preferred stock. The total redemption, including payment of accrued dividends on the redeemed shares was $5.0 million. We may redeem an additional portion of preferred stock so the Goldendale Retirement Plan has sufficient liquidity to cover expected retirements and other obligations. We may not be able to redeem these shares. Failure to redeem may result in the illiquidity of the Retirement Plan.

        Our statement of cash flows for the periods indicated are summarized below:

                                                             Six Months Ended
                                                                 June 30,
                                                         ------------------------
                                                           2000            2001
                                                         --------        --------
Net cash provided by (used in) operating
  activities......................................       $ (5,919)       $ 35,654
Net cash used in investing activities ............        (14,650)         (7,753)
Net cash provided by (used in) financing
  activities......................................         19,970         (28,338)
Decrease in cash .................................           (599)           (437)

        Net cash provided by operating activities was $35.7 million for the six months ended June 30, 2001, and net cash used in operating activities was $5.9 million for the six months ended June 30, 2000. The net cash provided by operating activities during the six months ended June 30, 2001 was primarily attributable to cash provided by our net income, as adjusted for non-cash charges, of $26.9 million. For the six months ended June 30, 2001, our net income was $9.6 million, depreciation and amortization was $13.8 million and other non-cash adjustments totaled $3.5 million. Additionally, changes in working capital provided net cash of $8.8 million, of which $28.0 million related to receivables and $15.3 million related to inventories, and offsetting was $28.3 million related to payables, all of which were due to the partial curtailment of operations.

        The net cash used in operating activities during the six months ended June 30, 2000 of $5.9 million was attributable to cash provided by our net income, as adjusted for non-cash charges of $8.3 million. In addition, changes in working capital used net cash of $14.2 million. The increase in working capital was primarily due to the transition from the Glencore tolling arrangement with related impacts on receivables, inventories and payables.

        Net cash used in investing activities was $7.8 million and $14.7 million in the six months ended June 30, 2001 and June 30, 2000, respectively. Cash used in investing activities in the six months ended June 30, 2001 was primarily attributable to capital expenditures of $7.8 million, of which $700,000 related to the facilities investment program, $2.2 million related to capitalization of cell-relining costs, and $4.9 million related to routine, ongoing maintenance of the facilities. Cash used in investing activities in the six months ended June 30, 2000 was primarily attributable to capital expenditures of $15.2 million.

        Net cash used in financing activities was $28.3 million in the six months ended June 30, 2001, compared to net cash provided by financing activities of $20.0 million in the six months ended June 30, 2000. Net cash used in financing activities in the six months ended June 30, 2001 was primarily attributable to net repayments of $16.7 million under our credit facility, redemption of preferred stock and payment of the related dividends of $5.0 million, and a distribution to our sole shareholder of $4.4 million for payment of income taxes. Net cash provided by financing activities in the six months ended June 30, 2000 was primarily attributable to net borrowings of $17.8 million under our credit facility.

        We believe cash flow from curtailed operations, net proceeds on power sales and the reimbursements from the remarketing proceeds, available borrowings under our revolving credit facility and under our note purchase agreement with Hydro, and cash on hand will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service and other obligations through the next twelve months.

        Our ability to fund operations, make planned capital expenditures, such as our facilities investment program, make principal and interest payments on the notes, and remain in compliance with all of the financial covenants under our debt agreements will be dependent on our future operating performance and the success of our power development strategy. Our future operating performance is dependent on a number of factors, including aluminum prices and power costs, many of which are beyond our control. These factors include prevailing economic conditions and financial, competitive, regulatory and other factors affecting our business and operations, and may be dependent on the availability of borrowings under our revolving credit facility or other borrowings. We do not assure you our cash flow from operations, together with other sources of liquidity, will be adequate to:

- Make required payments of principal and interest on the notes and our other debt;

-       Finance anticipated capital expenditures;

-       Fund working capital requirements; or

- Fund the possible redemption of all outstanding shares of the Goldendale preferred stock.

        If we do not have sufficient available resources to repay any of our indebtedness when it becomes due and payable, we may need to refinance the indebtedness. We do not assure you refinancing will be available or available on reasonable terms.


SEASONALITY AND INFLATION

        Our results of operations can be affected by seasonal factors, such as substantial increases in the cost of electricity caused by weather related factors. We do not believe inflation has had a material effect on the combined financial statements for the periods presented.


EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and No. 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We reflected the difference between the fair market value of the derivative instruments and the recorded book value of the derivative instruments as a cumulative effect type adjustment to "accumulated other comprehensive income".

        We believe that the majority of our non-trading derivative contracts, power purchase agreements and aluminum purchase and sale agreements qualify for the normal purchases and sales exception of SFAS No. 133 and therefore would not be recognized at fair value on the balance sheet. We do, however use certain derivative instruments to limit our exposures to commodity price risk and interest rate risk. Our interest rate swap agreement permits us to limit exposure to interest rate risk and meets the requirements for hedge accounting under SFAS No. 133. We recorded the changes in the fair value of this contract in "accumulated other comprehensive income" on the balance sheet. Aluminum call options entered into to limit exposure to commodity price risk are not accounted for as hedging instruments under SFAS No. 133 and as a result, changes in fair value of these instruments are immediately recognized in income.

        The financial statement impact of recording the SFAS No. 133 transition adjustment on January 1, 2001 is as follows:

        Fair value of interest rate swap (liability)                    $783,000
        Increase in "accumulated other comprehensive income",
           net of tax of $122,000                                       $228,000

Upon initial adoption of the standard, we recorded a $228,000, net of tax, cumulative effect adjustment to "accumulated other comprehensive income". This adjustment relates to the fair value of the interest rate swap contract that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. This amount will reduce interest expense when the related hedged transaction occurs.

        In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. We do not expect SFAS 141 to have a material effect on our financial position or results of operations.

        In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. We are currently analyzing the financial impact that the adoption of SFAS 142 will have on our consolidated financial statements. We will adopt SFAS 142 in the first quarter of 2002.

FORWARD-LOOKING STATEMENTS

        This report contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report (see, for example, "-Overview," "-Energy Development," "-Other Developments," "-Results of Operations," and "-Liquidity and Capital Resources"). Such statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," or "anticipates" or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the following:

-       Fluctuations in the price of primary aluminum;

-       Fluctuations in the market price of electricity;

- Fluctuation in the price of natural gas necessary for the production of electricity at one or more Northwest Energy projects:

-       Our ability to obtain an affordable and reliable supply of electricity;

-       Our ability to obtain remarketing proceeds from BPA;

-       Servicing our substantial indebtedness;

-       The incurrence of future indebtedness;

- Redemption of preferred stock and funding of the Goldendale Retirement Plan, and the potential consequences if it cannot be funded in a timely manner;

- Restrictions on our ability to operate our business imposed by the terms of our indebtedness;

-       The effects of federal and state environmental laws and regulations;

-       The continued viability of the technology used in our smelters;

-       Our ability to operate effectively with and without tolling agreements;

- Retaining and recruiting key personnel; particularly when both smelters have curtailed operations and when continuing severance benefits may be reduced or terminated;

-       Changes in labor relations with the unions representing our employees;

-       Possible claims and damages associated with an extended curtailment;

-       The timing of the restart of our smelter operations; and

-       Our ability to create or locate cost effective supplies of power.

        Other factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We manage interest rate risk through the strategic use of fixed and variable interest rate debt and, to a limited extent, interest rate derivatives. At June 30, 2001, our derivative instrument consisted of an interest rate swap agreement that expires in 2003 and effectively fixes our interest rate at 6.4% on a notional principal amount of $20.0 million on our floating rate long-term debt. The agreement requires quarterly cash settlements for interest rate fluctuation outside of the fixed rate.

        In order to manage the risk of market aluminum prices and continue to service our customer commitments, the strategic use of options on aluminum have been employed. During the curtailment, we are purchasing 7,500 tons per month of aluminum that normally would be provided through our Northwest smelter operation. Options covering from 3,400 to 6,800 tons per month have been employed to protect against high aluminum prices.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        From time to time, we are involved in various legal proceedings arising from our normal business activities. We believe these legal proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

        In December 2000, we were designated as a potentially responsible party
(PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and by the State of Oregon under applicable state laws with respect to the Portland Harbor Superfund site in Portland, Oregon. Other PRPs also were so designated. We, along with other PRPs, are participating in the funding of a remedial investigation/feasibility study. We have been contractually designated as a de minimus PRP. We do not anticipate selection of a remedy for several years and believe it will be found to have a de minimus liability, if any in the outcome of the matter.

        On April 18, 2001, a Petition for Review under the Northwest Power Act and Suit for Declaratory and Injunctive Relief under 28 U.S.C. Section 2201(a) for Violation of 42 U.S.C. Sections 4321, et seq. was filed against BPA in the United States Court of Appeals for the Ninth Circuit by individuals and the Utility Reform Project. The plaintiffs seek review of contracts that obligate BPA to pay industrial customers for not purchasing or not using power the customer might otherwise purchase from BPA. Our Remarketing Addendum may be included in this group of contracts. The plaintiffs also seek to enjoin BPA from performing or attempting to implement these contracts on the basis that BPA's conduct in executing these contracts violated the Bonneville Project Act of 1937 and other statutes. We intervened in the case on May 14, 2001. We do not expect the plaintiffs' lawsuit to have any impact on BPA's ability to perform under the Remarketing Addendum due to the passage of the applicable statute of limitations, prior favorable court decisions and other factors. Notwithstanding the foregoing, if BPA were enjoined from performing the Remarketing Addendum, our business, financial condition and results of operations would be materially and adversely affected.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

                10.1 Amendment No. 1, Contract No. 00PB-12197, Block Power Sales Agreement, dated June 22, 2001, between the Bonneville Power Administration and Golden Northwest Aluminum, Inc. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an application for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                10.2 Amendment No.1, Contract No. 01PB-10758, Remarketing Addendum to the 1996 Agreements, dated June 28, 2001, between the Bonneville Power

                        Administration, Golden Northwest Aluminum, Inc., Goldendale Aluminum Company, and Northwest Aluminum Company.

        (b) Reports on form 8-K.

                No reports on Form 8-K were filed during the period.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GOLDEN NORTHWEST ALUMINUM, INC.
                             NORTHWEST ALUMINUM COMPANY
                             NORTHWEST ALUMINUM SPECIALTIES, INC.
                             GOLDENDALE HOLDING COMPANY
                             GOLDENDALE ALUMINUM COMPANY
                             NORTHWEST ALUMINUM TECHNOLOGIES, LLC

Date:    August 10, 2001                  By:  /s/ William R. Reid
                                               ---------------------------------
                                               William R. Reid
                                               Chief Financial Officer

                                  EXHIBIT INDEX


10.1 Amendment No. 1, Contract No. 00PB-12197, Block Power Sales Agreement, dated June 22, 2001, between the Bonneville Power Administration and Golden Northwest Aluminum, Inc. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an application for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.


10.2 Amendment No.1, Contract No. 01PB-10758, Remarketing Addendum to the 1996 Agreements, dated June 28, 2001, between the Bonneville Power Administration, Golden Northwest Aluminum, Inc., Goldendale Aluminum Company, and Northwest Aluminum Company.